Form 10QSB
period 2000-06-30
PACIFIC OIL INC
filed 2000-08-14
CIK 1111787

Quarterly Report

                       Under Section 13 or 15 (d) of the

                        Securities Exchange Act of 1934

                 For the quarterly period ending June 30, 2000

                             Commission File Number

                                Pacific Oil, Inc.
                 (Name of Small Business Issuer in its charter)


                   Oklahoma                               73-1581657
           -----------------------                  -------------------------
      (State or other jurisdiction of               (I.R.S. Employer I.D No.)
       incorporation or organization)

                          4444 East 66 St., Suite 201
                           Tulsa, Oklahoma 74136-4206

              (Address of principal executive offices and Zip Code)

                                 (918) 496-9020
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___           No   X

The registrant became subject to the reporting requirements of 1934 Act on June 24, 2000.

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
     There were 45,000,000 shares of Common Stock, $0.001 par value, outstanding as of June 30, 2000

                   Index to Financial Statements

Balance Sheet from inception (February 11, 2000) to
June 30, 2000 (unaudited).....................................................1
Statement of Operations from inception (February 11, 2000) to
June 30, 2000.................................................................2
Statement of Cash Flows from inception (February 11, 2000) to
June 30, 2000.................................................................3

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                Pacific Oil, Inc.
                                  Balance Sheet
                                 June 30, 2000

ASSETS
Current assets

Cash                                                                    $24,669

         Total current assets                                           $24,669

Other assets

         Total other assets
                  Overriding Royalty Interest                                 0

TOTAL ASSETS                                                            $24,669

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued liabilities
Note Payable to officer                                                  $2,500
Interest Payable to Officer                                                  91

         Total current liabilities                                       $2,591

Shareholders' equity
         Preferred stock, $0.001 par value,
         5,000,000 shares authorized; no shares
         issued and outstanding at June 30, 2000                              0
Common Stock, $0.001 par value
         45,000,000 shares authorized;
         45,000,000 shares issued and outstanding at
         June 30, 2000                                                   45,000

Additional paid in capital                                                7,900
Accumulated deficit                                                     (30,822)

Total shareholders' equity                                               22,078

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $24,669
                                                                        -------

The accompanying notes are an integral part of these financial statements.

                                Pacific Oil, Inc.
                           Statements of Operation
 For the three months ended June 30, 2000 and for the period from Inception (February 12, 2000) through June 30, 2000.
<PRE>
Revenue                                                                      $0

Expenses

General and administrative                                              (30,822)

Net loss                                                                (30,822)


   The accompanying notes are an integral part of these financial statements.

                                Pacific Oil, Inc.
                       (Formerly KBS Technologies, Inc.)
                            Statement of Cash Flows
<PRE>
For the three months ended June 30, 2000 and for the period from Inception February 12, 2000.

Cash flow operating activities:
Net loss                                                                (30,822)

Plus non-cash charges:                                                   30,091

         Cash used by operating activities                                 (731)

Cash Flow from investing activities:                                          0

Cash flow from financing activities:
         Proceeds from sale of stock                                     22,900
         Proceeds from officer note                                       2,500
                                                                        -------
         Total financing activities                                      25,400

Change in cash                                                          $24,669
Cash at beginning of period                                                   0

Cash at end of period                                                   $24,669
                                                                        -------

Non-cash financing and investing activities:
Common stock issued in Denver Oil and Mining merger

   The accompanying notes are an integral part of these financial statements.

                                Pacific Oil, Inc.
                         Notes to financial Statements
                                 June 30, 2000
                                   Unaudited

Note 1- Organization and Summary of Significant Accounting Policies
<PRE>
         Basis of Presentation
     The accompanyingunaudited financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading.
<PRE>
         Organization and Nature of Operations
</PRE>
     Pacific Oil,Inc. (Pacific or Company), formerly KBS Technologies, Inc., is a owns an overriding royalty interest (;Royalty Interest) in leases covering portions of the Outer Continental Shelf approximately 3-10 miles off the coast of California between San Luis Obispo County to the north and Ventura County to the south.

     The Company was  incorporated  on February 11, 2000 under laws of the state
     of  Oklahoma.   The  Company's   initial  focus  was  development  and
     architecture of web sites to a niche market of small businesses and non-profit organizations in Tulsa, Oklahoma. On June 19, 2000 the Company completed the acquisition of the Royalty Interest and discontinued in web site development.

<PRE>
         Cash and Cash Equivalents
     The Company considers highly liquid investments with maturities of three months or less to be cash equivalents.

<PRE>
     Income Taxes
     The company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109,Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

<PRE>
         Compensation of Officers and Employees
     </PRE> The Company's  officers and other  employees  serve without pay. The estimated fair value of services provided has been accrued and reported in a contribution to capital.

<PRE>
         Stock Based Compensation
     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, " and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS no. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

        Use of Estimates
</PRE>
     The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

<PRE>
         Fiscal Year End
         The Company's fiscal year ends on December 31.


</PRE>
Note 2- Exclusive

          License On February 12, 2000, the Company issued 500,000 shares (valued at $500 or par) of Common Stock to Bradford P. White for a non-exclusive license to aid in the architecture and creation of websites for small business and non-profit organizations in Tulsa, Oklahoma. There are no future royalties or other financial obligations on the part of the Company. The Company has discontinued the use of the license.

>Note 3- Notes Payable

          On February 18,2000, the Company borrowed $2,500 from an officer. The Company executed a payable on demand note which bears interest at the rate of 10% per annum. Upon and during the continuation of an event of default, the unpaid balance of this Note shall bear interest at the rate of 14% per annum. The note remains outstanding at June 30, 2000.


Note 4- Common Stock and Paid in Capital
          During the period from inception through June 30, 2000, the following common stock transactions occurred:
<PRE>
               1. On February 11, 2000 the Company sold to Kipp Slicker 5,000,000 at par value in exchange for $5,000 in the aggregate or $0.001 per share;

               2. On February 11, 2000, the Company sold 500,000 shares of Common Stock to Bradford P. White in exchange for a license of web site design technology valued at $500 in the aggregate;

               3. On February 22, 2000 the Company sold to Frederick K. Slicker 1,000,000 at par value in exchange for $1,000 in the aggregate or $0.001 per share;

               4. During the period June 1, 2000 to June 19, 2000, the Company affected its Rule 504 Regulation D Offering to sell up to 1,000,000 shares at $.10 per share. The Company sold 16,900 shares at $.10 in exchange for $16,900 in the aggregate;

               5. On June 19, 2000, the Company sold 41,850,000 shares of common stock to Denver Oil and Minerals Corporation ("Denver Oil") in exchange for the Royalty Interest in the Pacific Outer Continental Shelf region;

               6. On June 19, 2000, Kipp Slicker agreed to cancel 2,590,000 shares when the Company completed the acquisition of the Royalty Interest;

               7. On June 19, 2000, Frederick K. Slicker agreed to cancel 468,100 shares; and

               8. On June 19, 2000 Bradford P. White agreed to cancel 263,200 shares.

               The Company is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 45,000,000 shares were outstanding as of June 30, 2000. Pacific is also authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

<PRE>
         Voting Rights.
</PRE>
               Holders of shares of Common Stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Share of Common Stock do not have cumulative voting rights, which means that the holders of a majority of the shareholder votes eligible to vote and voting for the election of the Board of Directors can elect all members of the Board of Directors. Holders of a majority of the issued and outstanding shares of Common Stock may take action by written consent without a meeting.
<PRE>
         Divided Rights.
               Holders of a record of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors. To date, Pacific has not paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefor. Pacific intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, Pacific's financial condition and such other factors as the Board of Directors may consider.
<PRE>
         Liquidation Rights.
</PRE>         Upon any  liquidation,  dissolution  or  winding  up of  Pacific, holders of shares of Common Stock are entitled to receive pro rata all of the assets of Pacific available for distribution to shareholders after liabilities are paid and distributions are made to the holders of Pacific’s Preferred Stock.
<PRE>
         Preemptive Rights.
               Holders of Common Stock do not have any preemptive rights to subscribe for or to purchase any stock, obligations or other securities of Pacific.

Note 5- Stock Options
               On February 11, 2000, the Company adopted, approved, and ratified the 2000 Incentive Stock Option Plan reserving 1,000,000 shares for the grant of options under the Plan. No options have been granted to date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

               Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as expects, anticipates,intends,believes, estimates, and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward looking statements.

(a) Plan of Operation

1. Plan of Operation Over the Next Twelve Months

The Company plans to hold the Overriding Royalty Interest in the Outer Continental Shelf Region. The Company plans to discontinue the development of niche market web sites.


Ini accordance with the reqirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          By /s/ Pacific Oil, Inc.
                                                 Registrant
Date 8/13/00                              By /s/ Kipp Slicker
                                                 Kipp Slicker, President, COO