Form 10QSB
period 2000-09-30
PACIFIC OIL INC
filed 2000-11-16
CIK 1111787

Quarterly Report

                       Under Section 13 or 15 (d) of the

                        Securities Exchange Act of 1934

                 For the quarterly period ending September 30, 2000

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

Yes   X           No ___

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

     There were 45,000,000 shares of Common Stock, $0.001 par value, outstanding as of September 30, 2000.

                   Index to Financial Statements

Balance Sheet from inception (February 11, 2000) to
September 30, 2000 (unaudited)................................................1
Statement of Operations from inception (February 11, 2000) to
September 30, 2000............................................................2
Statement of Cash Flows from inception (February 11, 2000) to
September 30, 2000............................................................3

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                Pacific Oil, Inc.
                                  Balance Sheet
                                 September 30, 2000

ASSETS
Current assets

Cash                                                                    $24,669

         Total current assets                                           $24,669

Other assets

         Total other assets
                  Overriding Royalty Interest                                 0

TOTAL ASSETS                                                            $24,669

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued liabilities
Note Payable to officer                                                  $2,500
Interest Payable to Officer                                                  91

         Total current liabilities                                       $2,591

Shareholders' equity
         Preferred stock, $0.001 par value,
         5,000,000 shares authorized; no shares
         issued and outstanding at September 30, 2000                         0
Common Stock, $0.001 par value
         45,000,000 shares authorized;
         45,000,000 shares issued and outstanding at
         September 30, 2000                                              45,000

Additional paid in capital                                                7,900
Accumulated deficit                                                     (30,822)

Total shareholders' equity                                               22,078

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $24,669
                                                                        -------

The accompanying notes are an integral part of these financial statements.

                                Pacific Oil, Inc.
                           Statements of Operation
 For the six months ended September 30, 2000 and for the period from Inception (February 12, 2000) through September 30, 2000.
<PRE>
Revenue                                                                      $0

Expenses

General and administrative                                              (30,822)

Net loss                                                                (30,822)


   The accompanying notes are an integral part of these financial statements.

                                Pacific Oil, Inc.
                       (Formerly KBS Technologies, Inc.)
                            Statement of Cash Flows
<PRE>
For the six months ended September 30, 2000 and for the period from Inception February 12, 2000.

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

                                Pacific Oil, Inc.
                         Notes to financial Statements
                                 September 30, 2000
                                   Unaudited

Note 1- Organization and Summary of Significant Accounting Policies
<PRE>
         Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading.
<PRE>
         Organization and Nature of Operations
</PRE>
     Pacific Oil,Inc. (Pacific or Company), formerly KBS Technologies, Inc., is a owns an overriding royalty interest (Royalty Interest) in leases covering portions of the Outer Continental Shelf approximately 3-10 miles off the coast of California between San Luis Obispo County to the north and Ventura County to the south.

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

<PRE>
     Income Taxes
     The company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

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

>Note 3- Notes Payable

          On February 18, 2000, the Company borrowed $2,500 from an officer. The Company executed a payable on demand note which bears interest at the rate of 10% per annum. Upon and during the continuation of an event of default, the unpaid balance of this Note shall bear interest at the rate of 14% per annum. The note remains outstanding at September 30, 2000.


Note 4- Common Stock and Paid-in Capital
          During the period from inception through September 30, 2000, the following common stock transactions occurred:
<PRE>
               1. On February 11, 2000 the Company sold to Kipp Slicker 5,000,000 at par value in exchange for $5,000 in the aggregate or $0.001 per share;

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

               7. On June 19, 2000, Frederick K. Slicker agreed to cancel 468,100 shares; and

               8. On June 19, 2000 Bradford P. White agreed to cancel 263,200 shares.

               The Company is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 45,000,000 shares were outstanding as of September 30, 2000. Pacific is also authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently
               outstanding.   There is no present intent to issue any Preferred
               Stock.

<PRE>
         Voting Rights.
</PRE>
               Holders of shares of Common Stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Share of Common Stock do not have cumulative voting rights, which means that the holders of a majority of the shareholder votes eligible to vote and voting for the election of the Board of Directors can elect all members of the Board of Directors. Holders of a majority of the issued and outstanding shares of Common Stock may take action by written consent without a meeting.
<PRE>
         Divided Rights.
               Holders of a record of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors. To date, Pacific has not paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefor. Pacific intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, Pacific's financial condition and such other factors as the Board of Directors may consider.
<PRE>
         Liquidation Rights.
</PRE>         Upon any  liquidation,  dissolution  or  winding  up of  Pacific, holders of shares of Common Stock are entitled to receive pro rata all of the assets of Pacific available for distribution to shareholders after liabilities are paid and distributions are made to the holders of Pacific's Preferred Stock.
<PRE>
         Preemptive Rights.
               Holders of Common Stock do not have any preemptive rights to subscribe for or to purchase any stock, obligations or other securities of Pacific.

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

(a) Plan of Operation

1. Plan of Operation Over the Next Twelve Months

The Company plans to hold the Overriding Royalty Interest in the Outer Continental Shelf Region. The Company has discontinued the development of niche market web sites.

In accordance with the reqirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pacific Oil, Inc.

Date 11/14/00                             By /s/ Kipp Slicker
                                                 Kipp Slicker, President, COO