Form 10KSB
period 2000-12-31
PACIFIC OIL INC
filed 2001-05-11
CIK 1111787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number: PACIFIC OIL, INC. (Name of small business issuer in its charter) Oklahoma 73-1581657 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification Number) 4444 East 66th Street Suite 201 Tulsa, Oklahoma 74136-4206 (Address of principal executive offices) (918) 496-9020 (Issuer's Telephone Number) Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value (Title of class) Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X; No____ Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X] State issuer's revenues for its most recent fiscal year: $500 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Not Applicable. State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2001, the latest practicable date: 45,000,000 Common Shares; 0 Preferred Shares DOCUMENTS INCORPORATED BY REFERENCE If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporate: (1) any annual report to security holders;(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act".) The list of documents should be clearly described for identification purposes (e.g., annual report to securities holders for fiscal year ended December 24, 1990). Transitional Small Business Disclosure Format (check one): Yes_____; No X Information Required in Registration Statement Certain Forward-Looking Information Certain statements included in this report which are not historical facts are forward-looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects," "anticipates," "intends," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements. Part I. Item 1. Description of Business. (a) Business Development 1. Form and Year of Organization Pacific Oil, Inc., an Oklahoma corporation ("Pacific Oil" or "Company") was incorporated on February 11, 2000 and was initially organized (as KBS Technologies, Inc.) to provide services to individuals, non-profit organizations and small businesses in the architecture, creation, design, and development of web sites on the worldwide web. On June 19, 2000, the Company acquired an approximate .7 of 1% of an overriding royalty interest ("Royalty Interest") in oil and gas leases off the coast of California and ceased its website development business. 2. Bankruptcy or Receivership The Company has never been in bankruptcy or receivership. 3. Mergers, Reclassifications and Purchase or receivership On June 19, 2000, the Company purchased the Royalty Interest in leases located off the California coast on the Contintental Shelf, in exchange for 41,850,000 shares of its common stock. (b) Business of Issuer 1. Principal Products and Services of Pacific and their Markets Pacific offers no products or services to the public. 2. Distribution Method of Products and Services None 3. Status of Publicly Announced Products or Services Not applicable 4. Competitive Business Conditions, Competitive Position and Methods of Competition Pacific owns the Royalty Interest. Pacific does not engage in any other business at this time and does not compete with any entity for any business at this time. 5. Sources of Raw Materials and the Names of Principal Suppliers Not applicable 6. Dependence on one of a few major customers Pacific future revenues is entirely dependent upon the production of oil and gas from the leases. No production exists at this time, and none is expected before 2008. 7. Patents, trademarks, licenses, royalty agreements or labor contracts Pacific owns the Royalty Interest. 8. Need for Governmental Approval Before oil and gas production on the leases can occur, the operators must obtain numerous operating, environmental and other governmental licenses and permits, which may never be issued. 9. Effect of Existing or Probable Governmental Regulation Before oil and gas production on the leases can occur, the operators of the leases must obtain numerous operating, environmental and other licenses and permits, which may never be issued. It is not expected that revenues will be generated from the Royalty Interest until after 2008. 10. Estimate of the amount spent on research and development None 11. Costs and effects of environmental compliance The cost to obtain environmental and other operating licenses in order for production of oil and gas to occur from the leases will be significant and remains uncertain. These costs are borne by the operators of the leases and not by Pacific. 12. Number of total employees and number of full time employees Pacific has no employees. Pacific has two directors who are also officers, each of whom engage in other business activities and do not receive compensation for his services to the Company. There are no written employment agreements. Item 2. Description of Property (a) Location and Description of Property The Company owns the Royalty Interests. The Company currently shares offices located at 4444 E. 66th St., Suite 201, Tulsa, OK 74136 with Slicker and Alberty, PC., Attorneys at law and shareholders. This space is being provided without cost to Pacific and is adequate for current purposes. Item 3. Legal Proceedings. None Item 4. Submission of Matters to a Vote of Security Holders None Part II Item 5. Market for Common Equity and Related Stockholder Matters. The common stock of the Company is not currently eligible for public trading. Item 6. Management's Discussion and Analysis or Plan of Operation. The Company was organized on February 11, 2000. During 2000, the Company received $500 as revenues from operations, $22,500 from the sale of 6,690,000 shares of commons stock (3,540,000 of which were surrendered for cancellation), and the Royalty Interest. The Royalty Interest is not expected to produce any revenues until after 2008, if then. The Company is not engaged in any business other than holding the Royalty Interest at this time, and the Company does not intend to engage in any other business at this time. The Company may acquire interests in other assets as conditions warrant, but no such acquistions are currently planned or being negotiated. The Company does not intend to incur any expenses other than as necessary to meet its obligations under the Exchange Act. Item 7. Financial Statements. See the Financial Statements of the Company as of December 31, 2000 which are included as part of this document. Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None. Part III Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(b) of the Exchange Act. The only directors of the Company are Wm Stuart Price and Kipp Slicker. The only officers of the Company are Wm Stuart Price, Chairman, CEO and Treasurer; and Kipp Slicker, President, COO and Secretary. Mr. Price, 44, has been engaged in various facets of the oil and gas exploration, production and operations business for more than 20 years. He is the sole shareholder of Denver Oil and Gas Corporation, from which the Company acquired the Royalty Interest. He is the founder and sole shareholder of Apex Energy, Inc., an independent oil and gas exploration company. He also was the co-founder and an principal owner of Daniel-Price Exploration, Inc. Mr. Price is a graduate of the University of Tulsa School of Law and the University Massachuttes. Mr. Slicker, 24, is President of Pacific Oil, Inc. Mr. Slicker is currently a paralegal for Frederick K. Slicker, attorney at law. He served as a White House Intern in 1998, an Intern at Conservation International and was a student at The University of San Francisco de Quito, Ecuador. He is 1999 graduate of Boston College cum laude, with a degree in English and is a member of Golden Key National Honors Society. The directors and officers are in compliance with Section 16 of the Exchange Act. Item 10. Executive Compensation. The officers and directors of the Company serve without compensation. Item 11. Security Ownership of Certain Beneficial Owners and Management The following table shows the ownership at March 31, 2001 of the directors, officers and other person known to the Company to be the beneficial owner of more than 5% of the Company's common stock: Name and Address Position Shares % Owned -------------------------- -------------------- --------- ---- Kipp Slicker ............. President, COO, 2,207,800 4.9% 4444 E. 66th Street Secretary and Suite 201 Director Tulsa, OK 74136-4206 Wm Stuart Price........... Chairman, CEO and 41,850,000 93% 601 S. Boulder .......... Treasurer 1020 Petroleum Bldg Tulsa, OK 74119-1300 Item 12. Certain Relationships and Related Transactions. None. Item 13. Exhibits and Reports on Form 8-K. (a) None (b) None Part F/S Financial Statement PACIFIC OIL, INC. FINANCIAL STATEMENTS PERIOD ENDED DECEMBER 31, 2000 INDEX TO FINANCIAL STATEMENTS Independent Auditors' Report..................................................12 Balance Sheet.................................................................13 Statement of Operations.......................................................14 Statement of Stockholders' Equity.............................................14 Statement of Cash Flows......................................................15 Notes to Financial Statements.................................................16 INDEPENDENT AUDITORS' REPORT To the Board of Directors and Stockholders of Pacific Oil, Inc. We have audited the accompanying balance sheet of Pacific Oil, Inc., as of December 31, 2000, and the related statements of operations, cash flows and stockholders' equity for the period from inception (February 11, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Oil, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the initial period from inception (February 11, 2000) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. /s/ Tullius Taylor Sartain and Sartain LLP Tulsa, Oklahoma April 5, 2001 Pacific Oil, Inc. Balance Sheet December 31, 2000 ASSETS Current assets Cash $22,826 ------- Total current assets $22,826 Overriding Royalty Interest $41,850 ------- TOTAL ASSETS $64,676 ------- ------- LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities 0 Long term liabilities 0 Total liabilities 0 Shareholders' equity Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding 0 Common Stock, $0.001 par value 45,000,000 shares authorized; 45,000,000 shares issued and outstanding 45,000 Additional paid in capital 49,850 Accumulated deficit (30,174) ------- Total shareholders' equity 64,676 ------- TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $64,676 ------- ------- The accompanying notes are an integral part of these financial statements. Pacific Oil, Inc. Statement of Operations For the period from Inception (February 12, 2000) through December 31, 2000.
Revenue                                                                    $500
                                                                         -------
Non-cash officer compensation                                           $30,000
Technology license                                                         $500
Interest                                                                   $174
                                                                         -------
Total expenses                                                           30,674

Net loss                                                                (30,174)
                                                                        -------
                                                                        -------

   The accompanying notes are an integral part of these financial statements.

                                Pacific Oil, Inc.
                            Statement of Cash Flows

For the period from Inception on February 12, 2000 through December 31, 2000.

Cash flow operating activities:
Net loss                                                                (30,174)

Plus non-cash charges:                                                   30,500
                                                                        -------
         Cash provided by operations                                        326

Cash Flow from investing activities:                                          0

Cash flow from financing activities:
         Proceeds from sale of stock                                     22,500
         Proceeds from officer note                                       2,500
         Repayment of officer note                                       (2,500)
                                                                        -------
         Total financing activities                                      22,500
                                                                        -------
                                                                         22,826
Change in cash
Cash at beginning of period                                                   0
                                                                        -------

Cash at end of period                                                   $22,826
                                                                        -------
                                                                        -------

Non-cash financing and investing activities:
41,850,000 shares of Common stock issued in asset acquisition
525,000 shares issued for services

   The accompanying notes are an integral part of these financial statements.

                                Pacific Oil, Inc.
                         Notes to Financial Statements

Note 1- Organization and Summary of Significant Accounting Policies

         Organization and Nature of Operations
Pacific Oil,Inc.("Pacific" or "Company") (formerly KBS Technologies, Inc.) owns an overriding royalty interest ("Royalty Interest") in leases covering portions of the Outer Continental Shelf approximately 3-10 miles off the coast of California between San Luis Obispo County to the north and Ventura County to the south. The Company was incorporated on February 11, 2000 under laws of the state of Oklahoma. The Company's initial focus was development and architecture of web sites to a niche market of small businesses and non-profit organizations in Tulsa, Oklahoma. On June 19, 2000, the Company completed the acquisition of the Royalty Interest and discontinued its web site development.
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

         Compensation of Officers and Employees

     The Company's officers serve without pay. The Company has no employees. The estimated fair value of services  provided has been accrued and reported as a contribution to capital.

         Stock Based Compensation

     The Company accounts for stock-based employee compensation  arrangements in accordance with provisions of Accounting  Principles  Board ("APB") Opinion
     No. 25, "Accounting for Stock Issued to Employees,"  and complies  with the
     disclosure   provisions  of  SFAS  No.  123,  "Accounting  for  Stock-Based
     Compensation."  Under  APB No.  25,  compensation  expense  is based on the difference, if any, on the date of the grant, between the fair value of the
     Company's  stock and the  exercise  price.  The Company  accounts for stock issued to  non-employees  in accordance with the provisions of SFAS no. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

        Use of Estimates
The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.
         Fiscal Year End

         The Company's fiscal year ends on December 31.
Note 2- Royalty Interest On June 19, 2000, the Company exchanged 41,850,000 shares of its common stock for an overriding royalty interest.By reference to recent sales of common stock at $.10 per share, the value of the shares exchanged was $418,500. However, because a controlling interest in the Company was exchanged for the Royalty Interest, the Royalty Interest was recorded for financial statement purposes only at the par value of the Company's common stock of $.001 per share, a total value of $41,850. The predecessor's adjusted basis in the Royalty Interest was negligable. The Royalty Interest is a non-expense bearing interest in oil and gas production from leases located off the coast of California. There is currently no production from those leases, and there is not expected to be any production from those leases until after 2008. Numerous conditions must be met before the Royalty Interest is expected to produce revenue for the Company, including the receipt of operating and environment permits, which are now not being issued, and the construction and commencement of operations of a major off-shore drilling platform. There is no assurance that all these conditions precedent will ever be met or that the Royalty Interest will receive revenues from production from the leases. Note 3- Exclusive License On February 12, 2000, the Company issued 500,000 shares (valued at $500 or par)of Common Stock to Bradford P. White for a non-exclusive license to aid in the architecture and creation of websites for small business and non-profit organizations in Tulsa, Oklahoma. There are no future royalties or other financial obligations on the part of the Company. The Company has discontinued the use of the license. >Note 4- Notes Payable On February 18,2000, the Company borrowed $2,500 from an officer. The Company executed a note payable on demand which bears interest at the rate of 10% per annum. Upon and during the continuation of an event of default, the unpaid balance of this note bear interest at the rate of 14% per annum.The note was repaid during 4th quarter. Note 5- Common Stock and Paid in Capital The Company is authorized to issue 45,000,000 shares of Common Stock, par value $0.001 per share, all 45,000,000 shares of which were outstanding as of December 31, 2000. The Company is also authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share, of which no shares were then outstanding. There is no present intent to issue any Preferred Stock. During the period from inception through December 31, 2000, the following common stock transactions occurred:
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

               3. On February  22, 2000 the Company sold to Frederick K. Slicker
               1,000,000 at par value in exchange for $1,000 in the aggregate or
               $0.001 per share;

               4. During the period June 1, 2000 to June 18,  2000,  the Company sold 165,000 shares of its common  stock  to investors  in a Rule
               504 SEC Regulation D offering at  $.10 in exchange for $16,500 in the aggregate.  The Company ceased the offering on June 18, 2000.

               5. On  June 19, 2000, the  founders of the  Company and Mr. White cancelled 3,540,000 of their  shares in the aggregate in order to consummate the purchase of the Royalty Interest.

               6. On  June 19, 2000, the  Company  sold 41,850,000 shares of its common stock to Denver Oil and Minerals Corporation("Denver Oil")
               in exchange for  the Royalty Interest.

               7. On June  19,  2000,  the  Company  issued  25,000  shares to a consultant for services rendered.

         Voting Rights.
Holders of record of shares of Common Stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Share of Common Stock do not have cumulative voting rights,which means that the holders of a majority of the shares eligible to vote can elect all members of the Board of Directors. Holders of a majority of the issued and outstanding shares of Common Stock may take action on any matter not specifically prohibited by law, by written consent, without a meeting and without prior notice to other shareholders.
         Divided Rights.

          Holders of record of shares of Common  Stock are  entitled  to receive receive dividends when and if  declared by the Board of  Directors. To date, Pacific has not paid cash dividends on its Common Stock. Holders of Common Stock  are  entitled  to receive  such  dividends  as may be declared  and  paid  from  time to time by the  Board of Directors out of funds legally  available therefor.  Pacific  intends  to retain any earnings for the operations and expansion of its business and does not anticipate paying cash dividends in the  foreseeable future.  However, the  Board is considering  returning  to shareholders  a substantial portion  of  the funds  invested in the capital of the Company, but no decision has been made to that effect.  Any future determination as to the payment of cash dividends will depend upon future earnings,results of operations, capital requirements, Pacific's financial condition and such other factors as the Board of Directors may consider.

         Liquidation Rights.
Upon any liquidation, dissolution or winding up of Pacific, holders of shares of Common Stock are entitled to receive pro rata all of the assets of Pacific available for distribution to shareholders after liabilities are paid and distributions are made to the holders of Pacific's Preferred Stock, if any. Preemptive Rights. Holders of Common Stock do not have any preemptive rights to subscribe for or to purchase any stock, obligations or other securities of Pacific. Note 6- Stock Options On February 11, 2000, the Company adopted, approved, and ratified the 2000 Incentive Stock Option Plan, and none are expected to be granted in the near future. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as expects, anticipates,intends,believes, estimates, and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward looking statements. (a) Plan of Operation 1. Plan of Operation Over the Next Twelve Months The Company plans to hold the Royalty Interest in the Outer Continental Shelf Region. The Company discontinued the development of niche market web sites. Pacific Oil Inc. Statement of Shareholder's Equity For the period from inception, February 11, 2000 through December 31, 2000 Common Stock Additional Accumulated Total Shares Amount Paid in Deficit Shareholder's Capital Equity Issuance of shares for cash at par value 6,000,000 $6,000 - - $6,000 Issuance for technology license at par 500,000 500 - - 500 Reg D offering 165,000 165 16,335 16,500 Share cancellations (3,540,000) (3,540) 3,540 - - Exchange for Royalty Interest 41,850,000 41,850 - - 41,850 Issuance of shares for contribution attributable for officer's services 25,000 25 29,975 - 30,000 Net loss - - - (30,174) (30,174) 45,000,000 45,000 49,850 (30,174) 64,676 Part III List of Exhibits Item 1 and 2. Index to and Description of Exhibits Exhibit Number Description of Exhibits NONE Signatures In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Pacific Oil, Inc. Date: April 30, 2001 By /s/ Wm Stuart Price __________________________ Wm Stuart Price Chairman and CEO In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Date: April 30, 2001 By /s/ Wm Stuart Price __________________________ Wm Stuart Price Chairman, CEO, Treasurer, CFO and Director Date: April 30, 2001 By /s/ Kipp Slicker __________________________ Kipp Slicker President, COO, Secretary and Director Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers This report will be furnished to all shareholders of record in lieu of an Annual Report to Shareholders under and in accordance with Section 14 of the Exchange Act along with an Information Statement.