Form 10QSB
period 2001-03-31
PACIFIC OIL INC
filed 2002-01-18
CIK 1111787

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001. [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________ Commission file number: 0001111787 Pacific Oil, Inc. (Exact name of small business issuer as specified in its charter) Oklahoma 73-1581657 (State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization) 601 South Boulder 1020 Petroleum Club Building Tulsa, Oklahoma 74119-1300 (Address of principal executive office) (918) 599-0060 (Registrant's telephone number, including area code) 4444 East 66th, Suite 201 Tulsa, Oklahoma 74136-4206 (918) 496-9020 (Former name, former address and former fiscal year, if changed since last report) APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirm by a court. Yes [ ] No [X] APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,000,000 shares of Common Stock at May 15, 2001 Transitional Small Business Disclosure Format: Yes [ ] No [X] Index to Financial Statements Balance Sheet at March 31, 2001(unaudited)and December 31, 2000 (audited).....3 Statement of Operations for the period from January 1, 2001 to March 31, 2001.4 Statement of Cash Flows for the period from January 1, 2001 to March 31, 2001.4 PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS Pacific Oil, Inc. Balance Sheet Three Months Ended For the Year Ended (Unaudited) (Audited) ------------------------------- ----------------- March 31, 2000* March 31, 2001 December 31, 2000 -------------- -------------- ----------------- Current assets: Cash $6,000 $22,826 $22,826 Total current assets $6,000 $22,826 $22,826 Overriding Royalty Interest 0 $41,850 $41,850 TOTAL ASSETS $6,000 $64,676 $64,676 LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities $2,500 Total current liabilities $2,500 $0 $0 Shareholders' equity Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding $0 $0 $0 Common Stock, $0.001 par value 45,000,000 shares authorized; 45,000,000 shares issued and outstanding 6,000 45,000 45,000 Additional paid in capital 0 49,850 49,850 Accumulated deficit 0 (30,174) (30,174) Total shareholders' equity 6,000 64,676 64,676 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY 6,000 64,676 $64,676 ------ ------ ------- *From incorporation on February 11, 2000 through March 31, 2000 The accompanying notes are an integral part of these financial statements. Pacific Oil, Inc. Statements of Operation (Unaudited) Three Months Ended -------------------------------- March 31, 2000 March 31, 2001 -------------- -------------- Revenue $6,000 $0 Expenses $0 $0 General and administrative $0 $0 Net gain $6,000 $0 The accompanying notes are an integral part of these financial statements. Pacific Oil, Inc. Statement of Cash Flows (Unaudited) Three Months Ended -------------------------------- March 31, 2000 March 31, 2001 -------------- -------------- Cash Flow from investing activities: $0 $0 Cash flow from financing activities: $6,000 $0 Change in cash $6,000 $0 Cash at beginning of period $0 $22,826 Cash at end of period $6,000 $22,826 ------ ------- Non-cash financing and investing activities: 0 0 The accompanying notes are an integral part of these financial statements. Pacific Oil, Inc. Notes to financial Statements March 31, 2001 Unaudited Note 1- Organization and Summary of Significant Accounting Policies Basis of Presentation The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading. Organization and Nature of Operations Pacific Oil, Inc. ("Company"), owns an overriding royalty interest ("Royalty Interest") in leases covering portions of the Outer Continental Shelf approximately 3-10 miles off the coast of California between San Luis Obispo County to the north and Ventura County to the south. The Company was incorporated on February 11, 2000 under laws of the state of Oklahoma. The Company's initial focus was development and architecture of web sites to a niche market of small businesses and non-profit organizations in Tulsa, Oklahoma. On June 19, 2000 the Company completed the acquisition of the Royalty Interest and discontinued web site development. The sole activity of the Company is to hold the Royalty Interest for future development or sale. Cash and Cash Equivalents The Company considers highly liquid investments with maturities of three months or less to be cash equivalents. Income Taxes The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Compensation of Officers and Employees The Company has no employees. The Company's sole officer serves without pay. Because the only activity of the Company is to hold the Royalty Interest for future development or sale, the sole officer performed no services and was paid no compensation. A total of $30,174 has been charged against capital to reflect the estimated fair value of services previously provided by officers of the Company who served without compensation. Stock Based Compensation The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18. Use of Estimates The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. Fiscal Year End The Company's fiscal year ends on December 31. Note 2- Exclusive The Company owns an exclusive license relating to website development. The Company has discontinued use of the license and all website development, and has no intent to reactivate use of the license. Note 3- Notes Payable The Company has no notes payable outstanding at March 31, 2001. Note 4- Common Stock and Paid-in Capital The Company is authorized to issue 45,000,000 shares of Common Stock, par value $0.001 per share, of which 45,000,000 shares were outstanding as of March 31, 2001. The Company is also authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock. Voting Rights. Holders of shares of Common Stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Share of Common Stock do not have cumulative voting rights, which means that the holders of a majority of the shareholder votes eligible to vote and voting for the election of the Board of Directors can elect all members of the Board of Directors. Holders of a majority of the issued and outstanding shares of Common Stock may take action by written consent without a meeting. Dividend Rights. Holders of a record of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors. To date, the Company has not paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefor. The Company intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider. Liquidation Rights. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to shareholders after liabilities are paid and distributions are made to the holders of Preferred Stock, if any Preferred shares are then outstanding. Preemptive Rights. Holders of Common Stock do not have any preemptive rights to subscribe for or to purchase any stock, obligations or other securities of the Company. Note 5- Stock Options On February 11, 2000, the Company adopted, approved, and ratified the 2000 Incentive Stock Option Plan reserving 1,000,000 shares for the grant of options under the Plan. No options have been granted to date. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION The Company's sole activity is to hold the Royalty Interest for future development or sale. There has been no change in its financial condition since December 31, 2000, and no change is expected to occur except for the payment of professional fees and expenses incurred to keep its public reports correct. SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as expects, anticipates, intends, believes, estimates, and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward looking statements. (a) Plan of Operation 1. Plan of Operation Over the Next Twelve Months The Company plans to hold the Royalty Interest for future development or sale. PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS None ITEM 2. CHANGES IN SECURITIES None ITEM 3. DEFAULTS IN SENIOR SECURITIES None ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS None ITEM 5. OTHER INFORMATION None In accordance with the reqirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Pacific Oil, Inc. Date: January 18, 2002 By /s/ Wm Stuart Price WM Stuart Price, CEO and CFO