Form 10QSB
period 2001-06-30
PACIFIC OIL INC
filed 2002-01-18
CIK 1111787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,000,000 shares of Common Stock at August 15, 2001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                   Index to Financial Statements

Balance Sheet at June 30, 2001(unaudited)and December 31, 2000 (audited)......3
Statement of Operations for the period from January 1, 2001 to June 30, 2001..4 Statement of Cash Flows for the period from January 1, 2001 to June 30, 2001..4

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Pacific Oil, Inc.
                                  Balance Sheet



                                    Six Months Ended          For the Year Ended
                                       (Unaudited)                 (Audited)
                            -------------------------------    -----------------
                            June 30, 2000*    June 30, 2001    December 31, 2000
                            --------------   --------------    -----------------

Current assets:

Cash                           $24,669          $22,826                 $22,826

   Total current assets        $24,669          $22,826                 $22,826

Overriding Royalty Interest        0            $41,850                 $41,850

TOTAL ASSETS                   $24,669          $64,676                 $64,676

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities

   Note Payable to officer      $2,500
   Interest Payable to officer      91

   Total current liabilities    $2,591            $0                         $0

Shareholders' equity
    Preferred stock, $0.001
    par value, 5,000,000 shares
    authorized; no shares
    issued and outstanding        $0              $0                         $0
Common Stock, $0.001 par value
    45,000,000 shares authorized;
    45,000,000 shares issued and
    outstanding                  45,000          45,000                  45,000
Additional paid in capital        7,900          49,850                  49,850
Accumulated deficit             (30,822)        (30,174)                (30,174)

Total shareholders' equity       22,078          64,676                  64,676

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY             24,669          64,676                 $64,676
                                  ------         ------                 -------

*From incorporation on February 11, 2000 through June 30, 2000
The accompanying notes are an integral part of these financial statements.

                                Pacific Oil, Inc.
                           Statements of Operation
                                  (Unaudited)

                                                        Six Months Ended
                                               --------------------------------
                                                June 30, 2000*    June 30, 2001
                                               --------------    --------------

Revenue                                              $0                      $0

Expenses                                         ($30,822)                   $0

   General and administrative                    ($30,822)                   $0

Net loss                                         ($30,822)                   $0


   The accompanying notes are an integral part of these financial statements. *From incorporation on February 11, 2000 through June 30, 2000




                                Pacific Oil, Inc.
                            Statement of Cash Flows
                                  (Unaudited)


                                                        Six Months Ended
                                               --------------------------------
                                                June 30, 2000*    June 30, 2001
                                               --------------    --------------

Cash flow operating activities:
Net loss                                          (30,822)

Plus non-cash charges:                             30,091

   Cash used by operating activities                 (731)

Cash Flow from investing activities:                 $0                      $0

Cash flow from financing activities:
   Proceeds from sale of stock                     22,900                    $0
   Proceeds from officer note                       2,500                    $0
                                                  -------
   Total financing activities                      25,400                    $0

Change in cash                                    $24,669                    $0
Cash at beginning of period                          $0                 $22,826

Cash at end of period                             $24,669               $22,826
                                                   ------               -------

Non-cash financing and investing activities:          0                       0


   The accompanying notes are an integral part of these financial statements. *From incorporation on February 11, 2000 through June 30, 2000

                                Pacific Oil, Inc.
                         Notes to financial Statements
                                 June 30, 2001
                                   Unaudited

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

Note 3- Notes Payable

     The Company has no notes payable outstanding at June 30, 2001.


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