Form 10QSB
period 2001-09-30
PACIFIC OIL INC
filed 2002-01-18
CIK 1111787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

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

                   Index to Financial Statements

Balance Sheet at September 30, 2001(unaudited)and December 31, 2000 (audited).3 Statement of Operations for the period from
   January 1, 2001 to September 30, 2001......................................4
Statement of Cash Flows for the period from
   January 1, 2001 to September 30, 2001......................................4

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Pacific Oil, Inc.
                                  Balance Sheet



                                    Nine Months Ended         For the Year Ended
                                       (Unaudited)                 (Audited)
                            -------------------------------    -----------------
                       September 30, 2000* September 30, 2001  December 31, 2000
                            --------------   --------------    -----------------

Current assets:

Cash                           $24,669          $22,826                 $22,826

   Total current assets        $24,669          $22,826                 $22,826

Overriding Royalty Interest    $45,850          $41,850                 $41,850

TOTAL ASSETS                   $24,669          $64,676                 $64,676

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities

   Note Payable to officer      $2,500            $0                         $0
   Interest Payable to officer      91            $0                         $0

   Total current liabilities    $2,591            $0                         $0

Shareholders' equity
    Preferred stock, $0.001
    par value, 5,000,000 shares
    authorized; no shares
    issued and outstanding        $0              $0                         $0
Common Stock, $0.001 par value
    45,000,000 shares authorized;
    45,000,000 shares issued and
    outstanding                  45,000          45,000                  45,000
Additional paid in capital       49,850          49,850                  49,850
Accumulated deficit             (30,174)        (30,174)                (30,174)

Total shareholders' equity       64,676          64,676                  64,676

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY             64,676          64,676                 $64,676
                                  ------         ------                 -------

*From incorporation on February 11, 2000 through September 30, 2000
The accompanying notes are an integral part of these financial statements.

                                Pacific Oil, Inc.
                           Statements of Operation
                                  (Unaudited)

                                                        Nine Months Ended
                                               --------------------------------
                                          September 30, 2000* September 30, 2001
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


   The accompanying notes are an integral part of these financial statements. *From incorporation on February 11, 2000 through September 30, 2000




                                Pacific Oil, Inc.
                            Statement of Cash Flows
                                  (Unaudited)


                                                        Nine Months Ended
                                               --------------------------------
                                         September 30, 2000*  September 30, 2001
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


   The accompanying notes are an integral part of these financial statements. *From incorporation on February 11, 2000 through September 30, 2000

                                Pacific Oil, Inc.
                         Notes to financial Statements
                                 September 30, 2001
                                   Unaudited

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

Note 3- Notes Payable

     The Company has no notes payable outstanding at September 30, 2001.


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